Form 10-K/A
period 2025-12-31
JPMBB Commercial Mortgage Securities Trust 2014-C26
filed 2026-03-31
CIK 1625123

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Not applicable.

EXPLANATORY NOTES

The Annual Report on Form 10-K for this entity previously filed on March 6, 2026 (the “Original Filing”) inadvertently omitted the signature of Kunal K. Singh, the President and Chief Executive Officer. This Amendment No. 1 is made to include his signature, but no other changes are being made to the Original Filing.

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

Date: March 31, 2026